Form 10-Q
period 2025-06-30
K&F GROWTH ACQUISITION CORP. II
filed 2025-08-14
CIK 2029976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 29,672,727 Class A ordinary shares, $0.0001 par value, and 9,583,333 Class B ordinary shares, $0.0001 par value, of the registrant issued and outstanding.

K&F GROWTH ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets
Cash	$836,239	$—
Prepaid expenses	266,594	4,684
Total current assets	1,102,833	4,684
Deferred offering costs	—	199,940
Investments held in Trust Account	293,821,865	—
Total Assets	$294,924,698	$204,624

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$7,276
Accrued expenses	9,478	18,040
Promissory note - related party	—	217,521
Total current liabilities	84,478	242,837
Deferred underwriting fee	10,062,500	—
Total Liabilities	10,146,978	242,837

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares and 0 shares at redemption value of approximately $10.22 and $0.00 per share as of June 30, 2025 and December 31, 2024, respectively	293,821,865	—

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding share as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 922,727 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2025 and no shares issued or outstanding as of December 31, 2024	92	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding as of June 30, 2025 and December 31, 2024	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(9,045,195)	(63,213)
Total Shareholders’ Deficit	(9,044,145)	(38,213)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$294,924,698	$204,624

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
General and administrative and formation costs	$177,259	$367,834
Loss from Operations	(177,259)	(367,834)

Other income :
Interest earned on investments held in Trust Account	3,091,950	4,884,365
Total other income	3,091,950	4,884,365

Net income	$2,914,691	$4,516,531

Weighted average shares outstanding, Class A redeemable ordinary shares	29,672,727	23,738,182
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.07	$0.14
Weighted average shares outstanding, Class B non-redeemable ordinary shares	9,583,333	9,333,333
Basic net income per share, Class B non-redeemable ordinary shares	$0.07	$0.14
Weighted average shares outstanding, Class B non-redeemable ordinary shares	9,583,333	9,583,333
Diluted net income per share, Class B non-redeemable ordinary shares	$0.07	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	9,583,333	$958	$24,042	$(63,213)	$(38,213)

Sale of 922,727 Private Placement Units	922,727	92	—	—	9,227,178	—	9,227,270

Fair value of rights included in Public units	—	—	—	—	2,846,250	—	2,846,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(181,582)	—	(181,582)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,915,888)	(10,406,563)	(22,322,451)

Net income	—	—	—	—	—	1,601,840	1,601,840

Balance – March 31, 2025	922,727	$92	9,583,333	$958	$—	$(8,867,936)	$(8,866,886)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,091,950)	(3,091,950)

Net income	—	—	—	—	—	2,914,691	2,914,691

Balance – June 30, 2025	922,727	$92	9,583,333	$958	$—	$(9,045,195)	$(9,044,145)

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,516,531
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,884,365)
Payment of general and administrative costs through promissory note	48,000
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(261,910)
Accrued expenses	(8,562)
Net cash used in operating activities	(590,306)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(288,937,500)
Net cash used in investing activities	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Units	9,227,270
Repayment of promissory note – related party	(266,071)
Payment of offering costs	(347,154)
Net cash provided by financing activities	290,364,045

Net Change in Cash	836,239
Cash – Beginning of period	—
Cash – End of period	$836,239

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred underwriting fee payable	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $836,239 cash and working capital of $1,018,355. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot be assured that its plans to consummate a Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 6, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $836,239 and $0 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account, amounting to $293,821,865, were held in U.S. Treasury Securities.

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

JUNE 30, 2025

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

JUNE 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Rights	(2,846,250)
Class A ordinary shares issuance costs	(16,246,286)
Plus:
Accretion for Class A ordinary shares to redemption amount	22,322,451
Class A ordinary shares subject to possible redemption, March 31, 2025	$290,729,915
Plus:
Accretion for Class A ordinary shares to redemption amount	3,091,950
Class A ordinary shares subject to possible redemption, June 30, 2025	$293,821,865

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income, as adjusted	$2,203,146	$711,545	$3,241,891	$1,274,640
Denominator:
Basic weighted-average shares outstanding	29,672,727	9,583,333	23,738,182	9,333,333
Basic net income per ordinary share	$0.07	$0.07	$0.14	$0.14

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income, as adjusted	$2,203,146	$711,545	$3,217,568	$1,298,963
Denominator:
Diluted weighted-average shares outstanding (1)	29,672,727	9,583,333	23,738,182	9,583,333
Diluted net income per ordinary share	$0.07	$0.07	$0.14	$0.14

(1)	The difference between basic and diluted weighted average shares outstanding is due to the timing of the accounting for the underwriter’s exercise of the over-allotment option for 1,250,000 Class B ordinary shares (see Note 5). Basic weighted average shares outstanding reflects the exercise as of the actual date it occurred, whereas diluted weighted average shares outstanding reflects the exercise as if it had occurred at the beginning of the period.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

JUNE 30, 2025

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 4, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred and paid $75,000 and $125,000 of administrative services fees, respectively.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025, there were 922,727 Class A ordinary shares issued and outstanding, excluding the 28,750,000 shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 9,583,333 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2025

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2025, assets held in the Trust Account were comprised of $293,821,865 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities	1	$293,821,865	$—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Operating and formation costs	$177,259	$367,834
Interest earned on the investments held in Trust Account	$3,091,950	$4,884,365

	June 30, 2025	December 31, 2024
Cash	$836,239	$—
Investments held in Trust Account	$293,821,865	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or unaudited disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,914,691, which consists of income on investments held in the Trust Account of $3,091,950, offset by loss from operations of $177,259.

For the six months ended June 30, 2025, we had a net income of $4,516,531, which consists of income on investments held in the Trust Account of $4,884,365, offset by loss from operations of $367,834.

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

For the six months ended June 30, 2025, cash used in operating activities was $590,306. Net income of $4,516,531 was affected by interest earned on investments held in the Trust Account of $4,884,365 and payment of operation costs through promissory note of $48,000. Changes in operating assets and liabilities used $270,472 of cash for operating activities.

As of June 30, 2025 and December 31, 2024, we had investments held in the Trust Account of $293,821,865 and $0, respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025 and December 31, 2024, we had cash of $836,239 and $0, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in the Registration Statement on Form S-1 initially filed with the SEC on October 31, 2024, as amended (the “IPO Registration Statement”), and declared effective on February 4, 2025 (File No. 333-282929) and Quarterly Report on Form 10Q for the quarterly period ended March 31, 2025 as filed with the SEC on May 15, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We may seek to extend the Completion Window, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before the end of Completion Window, we may seek shareholder approval to extend the Completion Window by amending our amended and restated memorandum and articles of association. In such event, our public shareholders will be provided the opportunity to have all or a portion of their public shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our public shares.

Each public unit sold in our Initial Public Offering at an offering price of $10.00 per public unit consisted of one public share and one public right. Of the proceeds we received from the Initial Public Offering and the Private Placement, $288,9371,500 was placed in our Trust Account. We will provide our public shareholders the opportunity to redeem all or a portion of their public shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.22 per public share as of June 30, 2025 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, public shareholders who own our public shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each public share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our public shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 as filed with the SEC on May 15, 2025.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

K&F GROWTH ACQUISITION CORP. II

Date: August 14, 2025	By:	/s/ Edward King
	Name:	Edward King
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Daniel Fetters
	Name:	Daniel Fetters
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)