Form 10-Q
period 2025-09-30
K&F GROWTH ACQUISITION CORP. II
filed 2025-11-12
CIK 2029976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 29,672,727 Class A ordinary shares, $0.0001 par value, and 9,583,333 Class B ordinary shares, $0.0001 par value, of the registrant issued and outstanding.

K&F GROWTH ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2025 and for the period from July 2, 2024 (inception) through September 30, 2024	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 and for the period from July 2, 2024 (inception) through September 30, 2024	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from July 2, 2024 (inception) through September 30, 2024	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
SIGNATURES	22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets
Cash	$711,443	$—
Prepaid expenses	207,199	4,684
Total current assets	918,642	4,684
Deferred offering costs	—	199,940
Investments held in Trust Account	297,010,957	—
Total Assets	$297,929,599	$204,624

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$75,000	$7,276
Accrued expenses	3,252	18,040
Promissory note - related party	—	217,521
Total current liabilities	78,252	242,837
Deferred underwriting fee	10,062,500	—
Total Liabilities	10,140,752	242,837

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 28,750,000 shares and 0 shares at redemption value of approximately $10.33 and $0.00 per share as of September 30, 2025 and December 31, 2024, respectively	297,010,957	—

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding share as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 922,727 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2025 and no shares issued or outstanding as of December 31, 2024	92	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding as of September 30, 2025 and December 31, 2024	958	958
Additional paid-in capital	—	24,042
Accumulated deficit	(9,223,160)	(63,213)
Total Shareholders’ Deficit	(9,222,110)	(38,213)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$297,929,599	$204,624

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	For the Period from July 2, 2024 (Inception) Through September 30, 2024
General and administrative and formation costs	$177,965	$545,799	$45,173
Loss from Operations	(177,965)	(545,799)	(45,173)

Other income:
Interest earned on investments held in Trust Account	3,189,092	8,073,457	—
Total other income	3,189,092	8,073,457	—

Net income (loss)	$3,011,127	$7,527,658	$(45,173)

Weighted average shares outstanding, Class A redeemable ordinary shares	29,672,727	25,745,454	—
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.08	$0.21	$—
Weighted average shares outstanding, Class B non-redeemable ordinary shares	9,583,333	9,417,892	8,333,333
Basic net income (loss) per share, Class B non-redeemable ordinary shares	$0.08	$0.21	$(0.01)
Weighted average shares outstanding, Class B non-redeemable ordinary shares	9,583,333	9,583,333	—
Diluted net income per share, Class B non-redeemable ordinary shares	$0.08	$0.21	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	9,583,333	$958	$24,042	$(63,213)	$(38,213)

Sale of 922,727 Private Placement Units	922,727	92	—	—	9,227,178	—	9,227,270

Fair value of rights included in Public units	—	—	—	—	2,846,250	—	2,846,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(181,582)	—	(181,582)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,915,888)	(10,406,563)	(22,322,451)

Net income	—	—	—	—	—	1,601,840	1,601,840

Balance – March 31, 2025	922,727	92	9,583,333	958	—	(8,867,936)	(8,866,886)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,091,950)	(3,091,950)

Net income	—	—	—	—	—	2,914,691	2,914,691

Balance – June 30, 2025	922,727	92	9,583,333	958	—	(9,045,195)	(9,044,145)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,189,092)	(3,189,092)

Net income	—	—	—	—	—	3,011,127	3,011,127

Balance – September 30, 2025	922,727	$92	9,583,333	$958	$—	$(9,223,160)	$(9,222,110)

FOR THE PERIOD FROM JULY 2, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — July 2, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	9,583,333	958	24,042	—	25,000

Net loss	—	—	—	—	—	(45,173)	(45,173)

Balance – September 30, 2024	—	$—	9,583,333	$958	$24,042	$(45,173)	$(20,173)

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from July 2, 2024 (Inception) Through September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$7,527,658	$(45,173)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note	—	8,953
Interest earned on investments held in Trust Account	(8,073,457)	—
Payment of general and administrative costs through promissory note	48,000	31,220
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(202,515)	—
Accrued expenses	(14,788)	5,000
Net cash used in operating activities	(715,102)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(288,937,500)	—
Net cash used in investing activities	(288,937,500)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of Private Placement Units	9,227,270	—
Repayment of promissory note – related party	(266,071)	—
Payment of offering costs	(347,154)	—
Net cash provided by financing activities	290,364,045	—

Net Change in Cash	711,443	—
Cash – Beginning of period	—	—
Cash – End of period	$711,443	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$81,750	$37,500
Deferred offering costs paid through promissory note – related party	$550	$89,291
Prepaid expenses paid in exchange for issuance of Class B ordinary shares	$—	$9,382
Deferred underwriting fee payable	$10,062,500	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$6,665

The accompanying notes are an integral part of the unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $711,443 cash and working capital of $840,390. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” management has determined that the Company’s liquidity condition and the liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 6, 2026.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (see Note 5).

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 6, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 12, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $711,443 and $0 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $297,010,957, were held in U.S. Treasury Securities.

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

SEPTEMBER 30, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Rights	(2,846,250)
Class A ordinary shares issuance costs	(16,246,286)
Plus:
Accretion for Class A ordinary shares to redemption amount	22,322,451
Class A ordinary shares subject to possible redemption, March 31, 2025	290,729,915
Plus:
Accretion for Class A ordinary shares to redemption amount	3,091,950
Class A ordinary shares subject to possible redemption, June 30, 2025	293,821,865
Plus:
Accretion for Class A ordinary shares to redemption amount	3,189,092
Class A ordinary shares subject to possible redemption, September 30, 2025	$297,010,957

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of net income, as adjusted	$2,276,040	$735,087	$5,511,505	$2,016,153
Denominator:
Basic weighted-average shares outstanding	29,672,727	9,583,333	25,745,454	9,417,892
Basic net income per ordinary share	$0.08	$0.08	$0.21	$0.21

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per share:
Numerator:
Allocation of net income, as adjusted	$2,276,040	$735,087	$5,485,696	$2,041,962
Denominator:
Diluted weighted-average shares outstanding (1)	29,672,727	9,583,333	25,745,454	9,583,333
Diluted net income per ordinary share	$0.08	$0.08	$0.21	$0.21

	For the Period from July 2, 2024 (Inception) Through September 30, 2024
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss, as adjusted	$—	$(45,173)
Denominator:
Basic and diluted weighted-average shares outstanding	—	8,333,333
Basic and diluted net loss per ordinary share	$—	$(0.01)

(1)	The difference between basic and diluted weighted average shares outstanding is due to the timing of the accounting for the underwriters’ exercise of the over-allotment option for 1,250,000 Class B ordinary shares (see Note 5). Basic weighted average shares outstanding reflects the exercise as of the actual date it occurred, whereas diluted weighted average shares outstanding reflects the exercise as if it had occurred at the beginning of the period.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

NOTE 3. INITIAL PUBLIC OFFERING

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

SEPTEMBER 30, 2025

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of September 30, 2025, as amended on December 31, 2024, or the closing of the Initial Public Offering. On February 6, 2025, the Company repaid the total outstanding balance of the note amounting to $266,071. Borrowings under the note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 4, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended September 30, 2025, the Company incurred and paid $75,000 and $200,000 of administrative services fees, respectively. For the period from July 2, 2024 (inception) through September 30, 2025, the Company did not incur any fees for these services.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

K&F GROWTH ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025, there were 922,727 Class A ordinary shares issued and outstanding, excluding the 28,750,000 shares subject to possible redemption. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 9,583,333 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2025, assets held in the Trust Account were comprised of $297,010,957 in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$297,010,957	$—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
General and administrative and formation costs	$177,965	$545,799
Interest earned on investments held in Trust Account	$3,189,092	$8,073,457

	September 30, 2025	December 31, 2024
Cash	$711,443	$—
Investments held in Trust Account	$297,010,957	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 2, 2024 (inception) through September 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $3,011,127, which consists of income on investments held in the Trust Account of $3,189,092, offset by loss from operations of $177,965.

For the nine months ended September 30, 2025, we had a net income of $7,527,658, which consists of income on investments held in the Trust Account of $8,073,457, offset by loss from operations of $545,799.

For the period from July 2, 2024 (inception) through September 30, 2024, we have a net loss of $45,173, which consists of loss from operations.

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

For the nine months ended September 30, 2025, cash used in operating activities was $715,102. Net income of $7,527,658 was affected by interest earned on investments held in the Trust Account of $8,073,457 and payment of operation costs through promissory note of $48,000. Changes in operating assets and liabilities used $217,303 of cash for operating activities.

For the period from July 2, 2024 (inception) through September 30, 2024, cash used in operating activities was $0. Net income of $45,173 was affected by payment of formation costs through promissory note of $8,953 and payment of operation costs through promissory note of $31,220. Changes in operating assets and liabilities used $5,000 of cash for operating activities.

As of September 30, 2025 and December 31, 2024, we had investments held in the Trust Account of $297,010,957 and $0, respectively. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025 and December 31, 2024, we had cash of $711,443 and $0, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Critical Accounting Estimates and Policies

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

Use of Estimates

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for risks relating to our operations, see the section titled “Risk Factors” contained in the Registration Statement on Form S-1 initially filed with the SEC on October 31, 2024, as amended (the “IPO Registration Statement”), and declared effective on February 4, 2025 (File No. 333-282929) and Quarterly Report on Form 10Q for the quarterly period ended March 31, 2025 and June 30, 2025 as filed with the SEC on May 15, 2025 and August 14, 2025, respectively. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 as filed with the SEC on May 15, 2025.There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management team's ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the quarterly period covered by the Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

K&F GROWTH ACQUISITION CORP. II

Date: November 12, 2025	By:	/s/ Edward King
	Name:	Edward King
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Daniel Fetters
	Name:	Daniel Fetters
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)