Form 10-Q
period 2026-06-30
K&F GROWTH ACQUISITION CORP. II
filed 2026-08-11
CIK 2029976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 29,672,727 Class A Ordinary Shares, par value $0.0001 per share, and 9,583,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

K&F GROWTH ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 4, 2025, which we entered into our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering (as defined below) to November 6, 2026 that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to K&F growth Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);

●	“Deferred Underwriting Fee” are to the additional aggregate fee of up to $10,062,500 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 6, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain amended and restated unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor originally on July 2, 2024, and as amended and restated on December 31, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 31, 2024 as amended, and declared effective on February 4, 2025 (File No. 333- 282929);

●	“Letter Agreement” are to the Letter Agreement, dated February 4, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,750,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 4, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated February 4, 2025, which we entered into with BTIG, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fifteenth (1/15) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 4, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to K&F Growth Acquisition LLC II, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $288,937,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 4, 2025 which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 4, 2025 which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash	$92,083	$577,446
Prepaid expenses	131,123	149,745
Total current assets	223,206	727,191
Cash and securities held in Trust Account	305,190,621	299,876,159
Total Assets	$305,413,827	$300,603,350

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	6,077	8,264
Total current liabilities	6,077	83,264
Deferred Underwriting Fee	10,062,500	10,062,500
Total Liabilities	10,068,577	10,145,764

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of approximately $10.62 and $10.43 per share as of June 30, 2026 and December 31, 2025, respectively	305,190,621	299,876,159

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 922,727 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	92	92
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	958	958
Additional paid-in capital	—	—
Accumulated deficit	(9,846,421)	(9,419,623)
Total Shareholders’ Deficit	(9,845,371)	(9,418,573)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$305,413,827	$300,603,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative and formation costs	$194,811	$177,259	$431,047	$367,834
Loss from Operations	(194,811)	(177,259)	(431,047)	(367,834)

Other income:
Interest earned on operating account	1,053	—	4,249	—
Interest earned on cash and securities held in Trust Account	2,677,671	3,091,950	5,314,462	4,884,365
Total other income	2,678,724	3,091,950	5,318,711	4,884,365

Net income	$2,483,913	$2,914,691	$4,887,664	$4,516,531

Weighted average shares outstanding, redeemable Class A Ordinary Shares	29,672,727	29,672,727	29,672,727	23,738,182
Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.06	$0.07	$0.12	$0.14
Weighted average shares outstanding, non-redeemable Class B Ordinary Shares	9,583,333	9,583,333	9,583,333	9,333,333
Basic net income per share, non-redeemable Class B Ordinary Shares	$0.06	$0.07	$0.12	$0.14
Weighted average shares outstanding, non-redeemable Class B Ordinary Shares	9,583,333	9,583,333	9,583,333	9,583,333
Diluted net income per share, non-redeemable Class B Ordinary Shares	$0.06	$0.07	$0.12	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	922,727	$92	9,583,333	$958	$—	$(9,419,623)	$(9,418,573)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,636,791)	(2,636,791)

Net income	—	—	—	—	—	2,403,751	2,403,751

Balance – March 31, 2026 (unaudited)	922,727	92	9,583,333	958	—	(9,652,663)	(9,651,613)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,677,671)	(2,677,671)

Net income	—	—	—	—	—	2,483,913	2,483,913

Balance – June 30, 2026 (unaudited)	922,727	$92	9,583,333	$958	$—	$(9,846,421)	$(9,845,371)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	9,583,333	$958	$24,042	$(63,213)	$(38,213)

Sale of 922,727 Private Placement Units	922,727	92	—	—	9,227,178	—	9,227,270

Fair value of Public Rights	—	—	—	—	2,846,250	—	2,846,250

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(181,582)	—	(181,582)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	(11,915,888)	(10,406,563)	(22,322,451)

Net income	—	—	—	—	—	1,601,840	1,601,840

Balance – March 31, 2025 (unaudited)	922,727	92	9,583,333	958	—	(8,867,936)	(8,866,886)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,091,950)	(3,091,950)

Net income	—	—	—	—	—	2,914,691	2,914,691

Balance – June 30, 2025 (unaudited)	922,727	$92	9,583,333	$958	$—	$(9,045,195)	$(9,044,145)

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$4,887,664	$4,516,531
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(5,314,462)	(4,884,365)
Payment of general and administrative costs through IPO Promissory Note	—	48,000
Changes in operating assets and liabilities:
Prepaid expenses	18,622	(261,910)
Accrued expenses	(2,187)	(8,562)
Net cash used in operating activities	(410,363)	(590,306)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(288,937,500)
Net cash used in investing activities	—	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Units	—	9,227,270
Repayment of IPO Promissory Note – related party	—	(266,071)
Payment of offering costs	(75,000)	(347,154)
Net cash (used in) provided by financing activities	(75,000)	290,364,045

Net Change in Cash	(485,363)	836,239
Cash – Beginning of period	577,446	—
Cash – End of period	$92,083	$836,239

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Deferred Underwriting Fee payable	$—	$10,062,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

K&F Growth Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 2, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 31, 2024, as amended (File No.333-282929), was declared effective on February 4, 2025 (the “IPO Registration Statement”). On February 6, 2025, the Company consummated the initial public offering of 28,750,000 units (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,750,000 units (the “Option Units”), generating gross proceeds of $287,500,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-fifteenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 922,727 units (the “Private Placement Units” and, together with the Public Units, the “Units”), to (i) the Company’s sponsor, K&F Growth Acquisition LLC II (the “Sponsor”), and (ii) BTIG, LLC (“BTIG”), the representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit, or $9,227,270 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 922,727 Private Placement Units, the Sponsor purchased 495,447 Private Placement Units and BTIG purchased 427,280 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-fifteenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”)

Transaction costs amounted to $16,427,868, consisting of $5,750,000 of cash underwriting fee, $10,062,500 of Deferred Underwriting Fee (as defined in Note 6), and $615,368 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Underwriting Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

JUNE 30, 2026

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The per-share amount in the Trust Account as of June 30, 2026 and December 31, 2025, was $10.62 and $10.43, respectively.

The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will,  as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 4, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $92,083 cash and working capital of $217,129. The Company expects that its existing cash and working capital will not be sufficient to fund operating and transaction costs for a period of at least 12 months from the date the accompanying unaudited condensed financial statements are issued. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Going Concern,” Management has determined that the Company’s liquidity condition and the mandatory liquidation date of November 6, 2026, if the Company does not complete a Business Combination by such date, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Working Capital Loans (as defined and further described in Note 5).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reported period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $92,083 and $577,446 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Cash and Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $305,190,621 and $299,876,159, respectively, were held in a money market fund invested in U.S. Treasury Securities.

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between GAAP and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

The fair value of the Rights issued in the Initial Public Offering and the Private Placement is $2,846,250, or approximately $0.10 per Right. The Rights issued in the Initial Public Offering and the Private Placement have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Rights issued in the Initial Public Offering and the Private Placement:

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

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Rights	(2,846,250)
Class A Ordinary Shares issuance costs	(16,246,285)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	31,468,694
Class A Ordinary Shares subject to possible redemption, December 31, 2025	299,876,159
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	2,636,791
Class A Ordinary Shares subject to possible redemption, March 31, 2026	302,512,950
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	2,677,671
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$305,190,621

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of Ordinary Shares, Class A Ordinary Shares and Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). Income and losses are shared pro rata between the two classes of Ordinary Shares. This presentation assumes a Business Combination as the most likely outcome. Net income per Ordinary Share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per-share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, as adjusted	$1,877,531	$606,382	$2,203,146	$711,545	$3,694,470	$1,193,194	$3,241,891	$1,274,640

Denominator:
Basic weighted-average Ordinary Shares outstanding	29,672,727	9,583,333	29,672,727	9,583,333	29,672,727	9,583,333	23,738,182	9,333,333
Basic net income per Ordinary Share	$0.06	$0.06	$0.07	$0.07	$0.12	$0.12	$0.14	$0.14

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income, as adjusted	$1,877,531	$606,382	$2,203,146	$711,545	$3,694,470	$1,193,194	$3,217,568	$1,298,963

Denominator:
Diluted weighted-average Ordinary Shares outstanding (1)	29,672,727	9,583,333	29,672,727	9,583,333	29,672,727	9,583,333	23,738,182	9,583,333
Diluted net income per Ordinary Share	$0.06	$0.06	$0.07	$0.07	$0.12	$0.12	$0.14	$0.14

(1)	The difference between basic and diluted weighted average Ordinary Shares outstanding is due to the timing of the accounting for the Over-Allotment Option for 1,250,000 Class B Ordinary Shares (see Note 5). Basic weighted average Ordinary Shares outstanding reflects the exercise as of the actual date it occurred, whereas diluted weighted average Ordinary Shares outstanding reflects the exercise as if it had occurred at the beginning of the period.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, on February 6, 2025, the Company sold 28,750,000 Public Units, which includes the full exercise by the Underwriters of their Over-Allotment Option in the amount of 3,750,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one-fifteenth (1/15) of a Class A Ordinary Share upon the consummation of an initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 922,727 Private Placement Units, at a price of $10.00 per Private Placement Unit in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one-fifteenth (1/15) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 922,727 Private Placement Units, the Sponsor purchased 495,447 Private Placement Units and BTIG purchased 427,280 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. If the Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 2, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.003 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 9,583,333 Class B Ordinary Shares, to the Sponsor (collectively, the “Founder Shares”). Up to 1,250,000 of the Founder Shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option on February 6, 2025, a total of 1,250,000 Founder Shares are no longer subject to forfeiture. The Sponsor holds 9,433,333 Founder Shares, after giving effect to the Founder Share transfers described below.

On January 29, 2025, the Sponsor transferred a total of 75,000 Founder Shares to the three independent directors (25,000 shares each) for no consideration. The Founder Shares are automatically forfeited if the holder of such Founder Shares is no longer providing services to the Company prior to the initial Business Combination. The transfer of the Founder Shares to the Company’s independent directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 Founder Shares granted to the Company’s independent directors was $111,300 or $1.484 per share. The Founder Shares were granted subject to a performance condition (i.e., providing services through Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to certain restrictions on their transfer, redemption and voting rights for the Founder Shares (see Note 5); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Pursuant to the Letter Agreement, holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of  (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s holders with respect to any Founder Shares (the “Lock-Up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-Up.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2025, or the closing of the Initial Public Offering. The loan of $266,071 was fully repaid upon the consummation of the Initial Public Offering on February 6, 2025. Borrowings under the IPO Promissory Note are no longer available.

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 4, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support services (the “Administrative Services Agreement”). For the three and six months ended June 30, 2026, the Company incurred and paid $75,000 and $150,000 of administrative services fees, respectively. For the three and six months ended June 30, 2025, the Company incurred and paid $75,000 and $125,000 of administrative services fees, respectively.

See Note 10 for additional information regarding the Administrative Services Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their component securities), (iii) any units that may be issued upon conversion of the Working Capital Loans (and their underlying securities), if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement, dated February 4, 2025, by and among the Company and certain security holders. These holders are entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The Underwriters were entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $5,750,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $10,062,500 in the aggregate, payable upon the closing of an initial Business Combination (the “Deferred Underwriting Fee”). Of the Deferred Underwriting Fee, (i) $0.275 per Public Unit shall be paid to the Underwriters in cash and (ii) up to $0.075 per Public Unit shall be paid to the Underwriters in cash, provided that the Company has the right to reallocate any portion of such amount for the payment of expenses in connection with such initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 922,727 Class A Ordinary Shares issued and outstanding, excluding the 28,750,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 9,583,333 Class B Ordinary Shares issued and outstanding.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one fifteenth (1/15) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one fifteenth (1/15) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders must hold Rights in multiples of 15 in order to receive Class A Ordinary Shares for all of their Rights upon closing of a Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

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

At June 30, 2026, assets held in the Trust Account were comprised of $305,190,621 in a money market fund invested in U.S. Treasury Securities.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

At December 31, 2025, assets held in the Trust Account were comprised of $299,876,159 in a money market fund invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$305,190,621	$299,876,159

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash	$92,083	$577,446
Cash and securities held in Trust Account	$305,190,621	$299,876,159

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative and formation costs	$194,811	$177,259	$431,047	$367,834
Interest earned on cash and securities held in Trust Account	$2,677,671	$3,091,950	$5,314,462	$4,884,365

The key measures of segment profit or loss reviewed by the CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 4, 2025, by and between the Company and Continental. General and administrative expenses are reviewed and monitored by the to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies (see Note 2).

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

The Sponsor and the Company have agreed that, beginning in August 2026, the payment of fees made pursuant to the Administrative Services Agreement will be suspended. Instead, the monthly fees under the Administrative Services Agreement will be accrued and paid upon the completion of the Company’s initial Business Combination or its liquidation (see Note 5).

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

Following the closing of the Initial Public Offering and Private Placement, an amount of $288,937,500 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

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

Recent Developments

The Sponsor and our Company have agreed that, beginning in August 2026, the payment of fees made pursuant to the Administrative Services Agreement will be suspended. Instead, the monthly fees under the Administrative Services Agreement will be accrued and paid upon the completion of our initial Business Combination or our liquidation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 2, 2024 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $2,483,913, which consists of income on cash and securities held in the Trust Account of $2,677,671 and bank account interest of $1,053, offset by loss from operations of $194,811.

For the three months ended June 30, 2025, we had a net income of $2,914,691, which consists of income on investments held in the Trust Account of $3,091,950, offset by loss from operations of $177,259.

For the six months ended June 30, 2026, we had a net income of $4,887,664, which consists of income on cash and securities held in the Trust Account of $5,314,462 and bank account interest of $4,249, offset by loss from operations of $431,047.

For the six months ended June 30, 2025, we had a net income of $4,516,531, which consists of income on investments held in the Trust Account of $4,884,365, offset by loss from operations of $367,834.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through February 6, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $288,937,500 was placed in the Trust Account. We incurred fees of $16,427,868 in the Initial Public Offering, consisting of $15,812,500 of cash underwriting fee, the Deferred Underwriting Fee of $10,062,500 and $615,368 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $410,363. Net income of $4,887,664 was affected by interest earned on cash and securities held in the Trust Account of $5,314,462. Changes in operating assets and liabilities provided $16,435 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $590,306. Net income of $4,516,531 was affected by interest earned on investments held in the Trust Account of $4,884,365 and payment of operation costs through the IPO Promissory Note of $48,000. Changes in operating assets and liabilities used $270,472 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $305,190,621 (including approximately $16,253,121 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable, and exclude the Deferred Underwriting Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of June 30, 2026, we had cash held outside of the Trust Account of approximately $92,083. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 6, 2025 and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we incurred and paid $75,000 and $150,000 of administrative services fees, respectively, pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2025, we incurred and paid $75,000 and $125,000 of administrative services fees, respectively, pursuant to the Administrative Services Agreement.

See “Recent Developments” above for additional information regarding the Administrative Services Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights were subject to transfer restrictions for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) 2025 First Quarter Form 10-Q, 2025 Second Quarter Form 10-Q and 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 922,727 Private Placement Units to the Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit generating gross proceeds to us of $9,227,270. Of those 922,727 Private Placement Units, the Sponsor purchased 495,447 Private Placement Units and BTIG purchased 427,280 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part I, Item 2 of our 2025 First Quarter Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

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

K&F GROWTH ACQUISITION CORP. II

Date: August 11, 2026	By:	/s/ Edward King
	Name:	Edward King
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Daniel Fetters
	Name:	Daniel Fetters
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)