Form 10-Q
period 2026-09-30
K&F GROWTH ACQUISITION CORP. II
filed 2026-11-13
CIK 2029976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, there were 16,950,420 Class A Ordinary Shares, par value $0.0001 per share, and 1 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

K&F GROWTH ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on May 15, 2025;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 14, 2026;

●	“2026 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 11, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated February 4, 2025, which we entered into with our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Co-Chief Executive Officers and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 30-month period, from the closing of the Initial Public Offering (as defined below) to August 6, 2027 (as extended from November 6, 2026 by our shareholders on November 4, 2026) that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we,” or “us” are to K&F Growth Acquisition Corp. II, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);

●	“Deferred Underwriting Fee” are to the additional aggregate fee of up to $10,062,500 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 6, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain amended and restated unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor originally on July 2, 2024, and as amended and restated on December 31, 2024;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 31, 2024 as amended, and declared effective on February 4, 2025 (File No. 333- 282929);

●	“Letter Agreement” are to the Letter Agreement, dated February 4, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,750,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated February 4, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated February 4, 2025, which we entered into with BTIG, together;

●	“Public Rights” are to the rights included as part of the Public Units (as defined below), which grant the holder the right to receive one-fifteenth (1/15) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated February 4, 2025, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“September 2026 Promissory Notes” are to the two unsecured, non-interest bearing promissory notes, each in the principal amount of up to $300,000, issued by us on September 18, 2026 to each of Daniel Fetters and Edward King, our Co-Chief Executive Officers;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to K&F Growth Acquisition LLC II, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $288,937,500 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated February 4, 2025 which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated February 4, 2025 which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

K&F GROWTH ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash	$9,205	$577,446
Prepaid expenses	71,418	149,745
Total current assets	80,623	727,191
Cash and securities held in Trust Account	307,979,264	299,876,159
Total Assets	$308,059,887	$300,603,350

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$75,000
Accrued expenses	294,628	8,264
Total current liabilities	294,628	83,264
Deferred Underwriting Fee	10,062,500	10,062,500
Total Liabilities	10,357,128	10,145,764

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 28,750,000 shares at redemption value of approximately $10.71 and $10.43 per share as of September 30, 2026 and December 31, 2025, respectively	307,979,264	299,876,159

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 922,727 shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	92	92
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 9,583,333 shares issued and outstanding as of September 30, 2026 and December 31, 2025	958	958
Additional paid-in capital	—	—
Accumulated deficit	(10,277,555)	(9,419,623)
Total Shareholders’ Deficit	(10,276,505)	(9,418,573)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$308,059,887	$300,603,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative and formation costs	$431,363	$177,965	$862,410	$545,799
Loss from Operations	(431,363)	(177,965)	(862,410)	(545,799)

Other income:
Interest earned on operating account	229	—	4,478	—
Interest earned on cash and securities held in Trust Account	2,788,643	3,189,092	8,103,105	8,073,457
Total other income	2,788,872	3,189,092	8,107,583	8,073,457

Net income	$2,357,509	$3,011,127	$7,245,173	$7,527,658

Weighted average shares outstanding, Class A Ordinary Shares	29,672,727	29,672,727	29,672,727	25,745,454
Basic and diluted net income per share, Class A Ordinary Shares	$0.06	$0.08	$0.18	$0.21
Weighted average shares outstanding, Class B Ordinary Shares	9,583,333	9,583,333	9,583,333	9,417,892
Basic net income per share, Class B Ordinary Shares	$0.06	$0.08	$0.18	$0.21
Weighted average shares outstanding, Class B Ordinary Shares	9,583,333	9,583,333	9,583,333	9,583,333
Diluted net income per share, Class B Ordinary Shares	$0.06	$0.08	$0.18	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	922,727	$92	9,583,333	$958	$—	$(9,419,623)	$(9,418,573)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,636,791)	(2,636,791)

Net income	—	—	—	—	—	2,403,751	2,403,751

Balance – March 31, 2026 (unaudited)	922,727	92	9,583,333	958	—	(9,652,663)	(9,651,613)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,677,671)	(2,677,671)

Net income	—	—	—	—	—	2,483,913	2,483,913

Balance – June 30, 2026 (unaudited)	922,727	92	9,583,333	958	—	(9,846,421)	(9,845,371)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(2,788,643)	(2,788,643)

Net income	—	—	—	—	—	2,357,509	2,357,509

Balance – September 30, 2026 (unaudited)	922,727	$92	9,583,333	$958	$—	$(10,277,555)	$(10,276,505)

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	9,583,333	$958	$24,042	$(63,213)	$(38,213)

Sale of 922,727 Private Placement Units	922,727	92	—	—	9,227,178	—	9,227,270

Fair value of Public Rights	—	—	—	—	2,846,250	—	2,846,250

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(181,582)	—	(181,582)

Accretion of Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	(11,915,888)	(10,406,563)	(22,322,451)

Net income	—	—	—	—	—	1,601,840	1,601,840

Balance – March 31, 2025 (unaudited)	922,727	92	9,583,333	958	—	(8,867,936)	(8,866,886)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(3,091,950)	(3,091,950)

Net income	—	—	—	—	—	2,914,691	2,914,691

Balance – June 30, 2025 (unaudited)	922,727	92	9,583,333	958	—	(9,045,195)	(9,044,145)

Accretion for Class A Ordinary Shares subject to possible redemption to redemption amount	—	—	—	—	—	(3,189,092)	(3,189,092)

Net income	—	—	—	—	—	3,011,127	3,011,127

Balance – September 30, 2025 (unaudited)	922,727	$92	9,583,333	$958	$—	$(9,223,160)	$(9,222,110)

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$7,245,173	$7,527,658
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and securities held in Trust Account	(8,103,105)	(8,073,457)
Payment of general and administrative costs through IPO Promissory Note	—	48,000
Changes in operating assets and liabilities:
Prepaid expenses	78,327	(202,515)
Accrued expenses	286,364	(14,788)
Net cash used in operating activities	(493,241)	(715,102)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(288,937,500)
Net cash used in investing activities	—	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Units	—	9,227,270
Repayment of IPO Promissory Note – related party	—	(266,071)
Payment of offering costs	(75,000)	(347,154)
Net cash (used in) provided by financing activities	(75,000)	290,364,045

Net Change in Cash	(568,241)	711,443
Cash – Beginning of period	577,446	—
Cash – End of period	$9,205	$711,443

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000
Deferred Underwriting Fee payable	$—	$10,062,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

K&F Growth Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 2, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of September 30, 2026, the Company had not entered into a definitive agreement with a Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 2, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (as defined below), and, subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with a Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 31, 2024, as amended (File No.333-282929), was declared effective on February 4, 2025 (the “IPO Registration Statement”). On February 6, 2025, the Company consummated the initial public offering of 28,750,000 units (the “Public Units”) at $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option (as defined in Note 6) of 3,750,000 units (the “Option Units”), generating gross proceeds of $287,500,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and, with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-fifteenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the rights included in the Public Units, “Public Rights”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 922,727 units (the “Private Placement Units” and, together with the Public Units, the “Units”), to (i) the Company’s sponsor, K&F Growth Acquisition LLC II (the “Sponsor”), and (ii) BTIG, LLC (“BTIG”), the representative of the several underwriters of the Initial Public Offering (collectively, the “Underwriters”), at a price of $10.00 per Private Placement Unit, or $9,227,270 in the aggregate (the “Private Placement”), as discussed in Note 4. Of the 922,727 Private Placement Units, the Sponsor purchased 495,447 Private Placement Units and BTIG purchased 427,280 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one right to receive one-fifteenth of one Class A Ordinary Share upon the consummation of an initial Business Combination (the “Private Placement Rights”, and together with the Public Rights, the “Rights”).

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

Following the closing of the Initial Public Offering, on February 6, 2025, an amount of $288,937,500 ($10.05 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations (“U.S. Treasury Securities”); the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the ongoing assessment of the Company’s management team (“Management”) of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Except with respect to amounts withdrawn to pay taxes, other than excise taxes, if any, the proceeds from the Initial Public Offering and the portion of proceeds from the Private Placement deposited into the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by November 6, 2026 (which was extended to August 6, 2027 subsequent to September 30, 2026, as described below), or such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

On November 4, 2026, at the 2026 EGM (as defined in Note 10), the Company’s shareholders approved the Extension Amendment Proposal (as defined in Note 10) to extend the end of the Combination Period from November 6, 2026 to August 6, 2027, or such earlier date as determined by the Company’s board of directors. In connection with the votes to approve the Extension Amendment Proposal, the holders of 22,305,639 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of approximately $239.82 million. Following such redemptions, there are 6,444,361 Public Shares issued and outstanding. In connection with the 2026 EGM, the Company and the Sponsor also entered into the Non-Redemption Agreements (as defined in Note 10). See Note 10 for additional information.

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The per-share amount in the Trust Account as of September 30, 2026 and December 31, 2025, was $10.71 and $10.43, respectively.

The Public Shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, dated February 4, 2025, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

On August 19, 2026, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 total holders for continued listing on the Nasdaq Global Market tier. The Company submitted an application for a transfer of its listed securities from the Nasdaq Global Market to the Nasdaq Capital Market tier on August 26, 2026 (the “Application”). The Application to transfer the listing of its securities was granted on September 14, 2026, and the transfer became effective on September 16, 2026 (the “Transfer”). As a result of the Transfer, the deficiency cited in the Notice has been rendered moot.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $9,205 cash and a working capital deficit of $214,005. The Company expects that its existing cash and working capital will not be sufficient to fund operating and transaction costs for a period of at least 12 months from the date the accompanying unaudited condensed financial statements are issued. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company’s liquidity condition and the mandatory liquidation date of August 6, 2027 (as extended from November 6, 2026, as described in Note 10), if the Company does not complete a Business Combination by such date, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Working Capital Loans (as further described in Note 5). On September 18, 2026, the Company issued the September 2026 Promissory Notes (as further described in Note 5), under which the Company may borrow up to $600,000 in the aggregate for working capital purposes. As of September 30, 2026, no amounts had been drawn under the September 2026 Promissory Notes.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,205 and $577,446 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Cash and Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $307,979,264 and $299,876,159, respectively, were held in a money market fund invested in U.S. Treasury Securities.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs - SEC Materials”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to the Public Shares were charged to temporary equity. Offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ deficit. After Management’s evaluation, the Public Rights and Private Placement Rights were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2026

Rights

The Company accounted for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

The fair value of the Public Rights issued in the Initial Public Offering and the Private Placement is $2,846,250, or approximately $0.10 per Right. The Rights issued in the Initial Public Offering and the Private Placement have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Rights issued in the Initial Public Offering and the Private Placement:

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

Redeemable Class A Ordinary Shares Classification

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Rights	(2,846,250)
Class A Ordinary Shares issuance costs	(16,246,285)
Plus:
Accretion of carrying value of Class A Ordinary Shares subject to possible redemption to redemption amount	31,468,694
Carrying value of Class A Ordinary Shares subject to possible redemption, December 31, 2025	299,876,159
Plus:
Accretion of carrying value of Class A Ordinary Shares subject to possible redemption to redemption amount	2,636,791
Carrying value of Class A Ordinary Shares subject to possible redemption, March 31, 2026	302,512,950
Plus:
Accretion of carrying value of Class A Ordinary Shares subject to possible redemption to redemption amount	2,677,671
Carrying value of Class A Ordinary Shares subject to possible redemption, June 30, 2026	305,190,621
Plus:
Accretion of carrying value of Class A Ordinary Shares subject to possible redemption to redemption amount	2,788,643
Carrying value of Class A Ordinary Shares subject to possible redemption, September 30, 2026	$307,979,264

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per-share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share:
Numerator:
Allocation of net income, as adjusted	$1,781,985	$575,524	$2,276,040	$735,087	$5,476,455	$1,768,718	$5,511,505	$2,016,153

Denominator:
Basic weighted-average Ordinary Shares outstanding	29,672,727	9,583,333	29,672,727	9,583,333	29,672,727	9,583,333	25,745,454	9,417,892
Basic net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08	$0.18	$0.18	$0.21	$0.21

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per Ordinary Share:
Numerator:
Allocation of net income, as adjusted	$1,781,985	$575,524	$2,276,040	$735,087	$5,476,455	$1,768,718	$5,485,696	$2,041,962

Denominator:
Diluted weighted-average Ordinary Shares outstanding (1)	29,672,727	9,583,333	29,672,727	9,583,333	29,672,727	9,583,333	25,745,454	9,583,333
Diluted net income per Ordinary Share	$0.06	$0.06	$0.08	$0.08	$0.18	$0.18	$0.21	$0.21

(1)	The difference between basic and diluted weighted average Ordinary Shares outstanding is due to the timing of the accounting for the Over-Allotment Option for 1,250,000 Class B Ordinary Shares (see Note 5). Basic weighted average Ordinary Shares outstanding reflects the exercise as of the actual date it occurred, whereas diluted weighted average Ordinary Shares outstanding reflects the exercise as if it had occurred at the beginning of the period.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, on February 6, 2025, the Company sold 28,750,000 Public Units, which includes the full exercise by the Underwriters of their Over-Allotment Option in the amount of 3,750,000 Option Units, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one-fifteenth (1/15) of a Class A Ordinary Share upon the consummation of an initial Business Combination. No fractional shares will be issued in connection with the exchange of the Rights.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 922,727 Private Placement Units, at a price of $10.00 per Private Placement Unit, in the Private Placement. Each Private Placement Unit consists of one Private Placement Share and one Private Placement Right, which grants the holder the right to receive one-fifteenth (1/15) of one Class A Ordinary Share upon the consummation of an initial Business Combination. Of those 922,727 Private Placement Units, the Sponsor purchased 495,447 Private Placement Units and BTIG purchased 427,280 Private Placement Units. The Private Placement Units are identical to the Public Units, subject to certain limited exceptions. If the Business Combination is not completed within the Combination Period, the net proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 2, 2024, the Sponsor purchased 9,583,333 Class B Ordinary Shares, to the Sponsor (collectively, the “Founder Shares”) for $25,000, through payments of offering costs and expenses on the Company’s behalf. Up to 1,250,000 of the Founder Shares were to be surrendered by the Sponsor for no consideration depending on the extent to which the Over-Allotment Option was exercised. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option on February 6, 2025, a total of 1,250,000 Founder Shares are no longer subject to forfeiture. The Sponsor holds 9,508,333 Founder Shares, after giving effect to the Founder Share transfers described below.

On January 29, 2025, the Sponsor transferred membership interests reflecting an indirect economic interest in a total of 75,000 Founder Shares to the three independent directors (25,000 shares each) for no consideration. The Founder Shares are automatically forfeited if the holder of such Founder Shares is no longer providing services to the Company prior to the initial Business Combination. The transfer of the membership interests reflecting indirect economic interests in the Founder Shares to the Company’s independent directors are in the scope of ASC 718. Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 75,000 Founder Shares granted to the Company’s independent directors was $111,300 or $1.484 per share. The membership interests reflecting indirect economic interests in the Founder Shares were granted subject to a performance condition (i.e., providing services through Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Public Shares, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor, officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to certain restrictions on their transfer, redemption and voting rights for the Founder Shares (see Note 1); (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on (x) the appointment and removal of directors and (y) continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the Company’s constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Pursuant to the Letter Agreement, holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of  (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s holders with respect to any Founder Shares (the “Lock-Up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-Up.

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

Administrative Services Agreement

The Company entered into an agreement with the Sponsor, commencing on February 4, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $25,000 per month for office space, utilities, and secretarial and administrative support services (the “Administrative Services Agreement”). For the three and nine months ended September 30, 2026, the Company incurred $75,000 and $225,000 of administrative services fees, respectively, of which $175,000 was paid and $50,000 was accrued and is included in accrued expenses in the accompanying condensed balance sheet as of September 30, 2026. For the three and nine months ended September 30, 2025, the Company incurred and paid $75,000 and $200,000 of administrative services fees, respectively.

The Sponsor and the Company have agreed that, beginning in August 2026, the payment of fees made pursuant to the Administrative Services Agreement is suspended. Instead, the monthly fees under the Administrative Services Agreement are accrued and will be paid upon the completion of the Company’s initial Business Combination or its liquidation.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account will be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

September 2026 Promissory Notes — Related Parties

On September 18, 2026, the Company issued two separate unsecured promissory notes (the “September 2026 Promissory Notes”) to each of Daniel Fetters and Edward King, the Company’s Co-Chief Executive Officers, in principal amounts of up to $300,000 and $300,000, respectively, or up to $600,000 in the aggregate. The proceeds of the September 2026 Promissory Notes, which may be drawn from time to time prior to the Maturity Date (as defined below), will be used by the Company for working capital purposes. The September 2026 Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of the initial Business Combination and (ii) the date of liquidation of the Company (such earlier date, the “Maturity Date”). In the event that the Company does not consummate a Business Combination, the September 2026 Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any.

If, prior to the initial Business Combination, the principal balances of the September 2026 Promissory Notes have not been paid in full, then, at the option of the holders and subject to certain conditions, up to the total principal amounts of the September 2026 Promissory Notes may be converted into units of the Company (the “Conversion Units”), each consisting of one Class A Ordinary Share and one right to receive one-fifteenth (1/15) of one Class A Ordinary Share upon the consummation of the initial Business Combination. The Conversion Units will be identical to the Private Placement Units. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Registration Rights Agreement (see Note 6).

As of September 30, 2026, no amounts had been drawn under the September 2026 Promissory Notes.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units (and their component securities), (iii) any units that may be issued upon conversion of the Working Capital Loans or the September 2026 Promissory Notes (and their underlying securities), if any, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by the Sponsor at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement, dated February 4, 2025, by and among the Company and certain security holders. These holders are entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 922,727 Class A Ordinary Shares issued and outstanding, excluding the 28,750,000 Public Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 9,583,333 Class B Ordinary Shares issued and outstanding.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

At September 30, 2026, assets held in the Trust Account were comprised of $307,979,264 in a money market fund invested in U.S. Treasury Securities.

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

At December 31, 2025, assets held in the Trust Account were comprised of $299,876,159 in a money market fund invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Cash and securities held in Trust Account	1	$307,979,264	$299,876,159

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

The Company’s CODM has been identified as the Co-Chief Executive Officers, who jointly review the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that there is only one reportable segment.

The measure of segment profit or loss that the CODM uses to assess performance and decide how to allocate resources is net income, which is reported on the accompanying unaudited condensed statements of operations as net income. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash	$9,205	$577,446
Cash and securities held in Trust Account	$307,979,264	$299,876,159
Total assets	$308,059,887	$300,603,350

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative and formation costs	$431,363	$177,965	$862,410	$545,799
Interest earned on cash and securities held in Trust Account	$2,788,643	$3,189,092	$8,103,105	$8,073,457
Interest earned on operating account	$229	$—	$4,478	$—
Net income	$2,357,509	$3,011,127	$7,245,173	$7,527,658

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement, dated February 4, 2025, by and between the Company and Continental. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative and formation costs are the significant segment expenses regularly provided to the CODM and are included in segment net income, as presented in the table above. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies (see Note 2).

K&F GROWTH ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 23, 2026, the Company issued an aggregate of 9,583,332 Class A Ordinary Shares to the Sponsor, upon the conversion (the “Conversion”) of an equal number of Class B Ordinary Shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. Following the Conversion, there were 39,256,059 Class A Ordinary Shares issued and outstanding and 1 Class B Ordinary Share issued and outstanding.

On November 4, 2026, the Company held the 2026 extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2026 EGM”). At the 2026 EGM, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Articles to extend the end of the Combination Period from November 6, 2026 to August 6, 2027, or such earlier date as determined by the Board (“Extension Amendment Proposal”). In connection with the 2026 EGM, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with one or more investors with respect to the Public Shares. Pursuant to such Non-Redemption Agreements, the Company agreed that the Company or any successor to the Company (the “Surviving Company”) would issue, in connection with the consummation of an initial business combination, to such investors up to (i) one (1) ordinary share or one (1) share of common stock, as the case may be, of the Surviving Company (“Surviving Company Shares”) per six (6) Public Shares held by such investor that the investor agrees not to redeem in connection with the 2026 EGM if the initial business combination is completed on or prior to May 6, 2027 plus (ii) if the Company’s initial business combination is consummated after May 6, 2027, one (1) additional Surviving Company Share per thirty (30) Public Shares held by such investor that the investor agrees not to redeem in connection with the 2026 EGM. The Company and the Sponsor may enter into additional non-redemption agreements on substantially similar terms in connection with the 2026 EGM.

In connection with the votes to approve the Extension Amendment Proposal, the holders of 22,305,639 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of approximately $239.82 million (the “Meeting Redemptions”). Following the Meeting Redemptions, there are 16,950,420 Class A Ordinary Shares (including 6,444,361 Public Shares) currently issued and outstanding.

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

We have until August 6, 2027 (30 months from the closing of the Initial Public Offering, as extended from November 6, 2026 by our shareholders on November 4, 2026, as described under “—Recent Developments” below), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Recent Developments

The Sponsor and our Company have agreed that, beginning in August 2026, the payment of fees made pursuant to the Administrative Services Agreement is suspended. Instead, the monthly fees under the Administrative Services Agreement are accrued and will be paid upon the completion of our initial Business Combination or our liquidation.

On August 19, 2026, the Company received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market indicating that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 Total Holders for continued listing on the Nasdaq Global Market. The Company submitted an application for a transfer of its listed securities from the Nasdaq Global Market to the Nasdaq Capital Market on August 26, 2026 (the “Application”). The Application to transfer the listing of its securities was granted on September 14, 2026, and the transfer became effective on September 16, 2026 (“Transfer”). As a result of the Transfer, the deficiency cited in the Notice has been rendered moot.

On September 18, 2026, we issued the September 2026 Promissory Notes to Daniel Fetters and Edward King, our Co-Chief Executive Officers, under which we may borrow up to $300,000 from each of them, or up to $600,000 in the aggregate, for working capital purposes. See “—Liquidity, Capital Resources and Going Concern—September 2026 Promissory Notes” below.

On October 23, 2026, we issued an aggregate of 9,583,332 Class A Ordinary Shares to the Sponsor, upon the conversion (the “Conversion”) of an equal number of Class B Ordinary Shares held by the Sponsor. The Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions applicable to the Class B Ordinary Shares prior to the Conversion, including certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the IPO Registration Statement. Following the Conversion, there were 39,256,059 Class A Ordinary Shares issued and outstanding and 1 Class B Ordinary Share issued and outstanding.

On November 4, 2026, the Company held the 2026 extraordinary general meeting of shareholders in lieu of an annual general meeting of shareholders (the “2026 EGM”). At the 2026 EGM, the Company’s shareholders approved, among other things, an amendment to the Amended and Restated Articles to extend the end of the Combination Period from November 6, 2026 to August 6, 2027, or such earlier date as determined by the Board (“Extension Amendment Proposal”). In connection with the 2026 EGM, the Company and the Sponsor entered into non-redemption agreements (the “Non-Redemption Agreements”) with one or more investors with respect to the Public Shares. Pursuant to such Non-Redemption Agreements, the Company agreed that the Company or any successor to the Company (the “Surviving Company”) would issue, in connection with the consummation of an initial business combination, to such investors up to (i) one (1) ordinary share or one (1) share of common stock, as the case may be, of the Surviving Company (“Surviving Company Shares”) per six (6) Public Shares held by such investor that the investor agrees not to redeem in connection with the 2026 EGM if the initial business combination is completed on or prior to May 6, 2027 plus (ii) if the Company’s initial business combination is consummated after May 6, 2027, one (1) additional Surviving Company Share per thirty (30) Public Shares held by such investor that the investor agrees not to redeem in connection with the 2026 EGM. The Company and the Sponsor may enter into additional non-redemption agreements on substantially similar terms in connection with the 2026 EGM.

In connection with the votes to approve the Extension Amendment Proposal, the holders of 22,305,639 Public Shares properly exercised their right to redeem such shares for cash at a redemption price of approximately $10.75 per share, for an aggregate redemption amount of approximately $239.82 million (the “Meeting Redemptions”). Following the Meeting Redemptions, there are 16,950,420 Class A Ordinary Shares (including 6,444,361 Public Shares) currently issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 2, 2024 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $2,357,509, which consists of income on cash and securities held in the Trust Account of $2,788,643 and bank account interest of $229, offset by loss from operations of $431,363.

For the three months ended September 30, 2025, we had a net income of $3,011,127, which consists of income on investments held in the Trust Account of $3,189,092, offset by loss from operations of $177,965.

For the nine months ended September 30, 2026, we had a net income of $7,245,173, which consists of income on cash and securities held in the Trust Account of $8,103,105 and bank account interest of $4,478, offset by loss from operations of $862,410.

For the nine months ended September 30, 2025, we had a net income of $7,527,658, which consists of income on investments held in the Trust Account of $8,073,457, offset by loss from operations of $545,799.

Liquidity, Capital Resources and Going Concern

Our liquidity needs through February 6, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $288,937,500 was placed in the Trust Account. We incurred fees of $16,427,868 in the Initial Public Offering, consisting of $5,750,000 of cash underwriting fee, the Deferred Underwriting Fee of $10,062,500 and $615,368 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $493,241. Net income of $7,245,173 was affected by interest earned on cash and securities held in the Trust Account of $8,103,105. Changes in operating assets and liabilities provided $364,691 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $715,102. Net income of $7,527,658 was affected by interest earned on investments held in the Trust Account of $8,073,457 and payment of operation costs through the IPO Promissory Note of $48,000. Changes in operating assets and liabilities used $217,303 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $307,979,264 (including approximately $19,041,764 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable, and exclude the Deferred Underwriting Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of approximately $9,205. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

September 2026 Promissory Notes

On September 18, 2026, we issued the September 2026 Promissory Notes to Daniel Fetters and Edward King, our Co-Chief Executive Officers, in principal amounts of up to $300,000 and $300,000, respectively. The proceeds of the September 2026 Promissory Notes, which may be drawn from time to time prior to maturity, will be used by us for working capital purposes. The September 2026 Promissory Notes bear no interest and are due and payable upon the earlier of (i) the consummation of our initial Business Combination and (ii) the date of our liquidation. In the event that we do not consummate a Business Combination, the September 2026 Promissory Notes will be repaid only from amounts remaining outside of the Trust Account, if any. If, prior to our initial Business Combination, the principal balances of the September 2026 Promissory Notes have not been paid in full, then, at the option of the holders and subject to certain conditions, up to the total principal amounts may be converted into units, each consisting of one Class A Ordinary Share and one right to receive one-fifteenth (1/15) of one Class A Ordinary Share upon the consummation of our initial Business Combination. Such units would be identical to the Private Placement Units and are entitled to registration rights under the Registration Rights Agreement. As of September 30, 2026, no amounts had been drawn under the September 2026 Promissory Notes.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on February 6, 2025 and until the completion of our Business Combination or liquidation, we are obligated to pay the Sponsor $25,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we incurred $75,000 and $225,000 of administrative services fees, respectively, pursuant to the Administrative Services Agreement, of which $175,000 was paid and $50,000 was accrued as of September 30, 2026. For the three and nine months ended September 30, 2025, we incurred and paid $75,000 and $200,000 of administrative services fees, respectively, pursuant to the Administrative Services Agreement.

See “Recent Developments” above for additional information regarding the Administrative Services Agreement.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any. On February 6, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $5,750,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Underwriting Fee of 3.50% of the gross proceeds of all Public Units sold including pursuant to the Over-Allotment Option, which equates to $10,062,500 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans or the September 2026 Promissory Notes, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) 2025 First Quarter Form 10-Q, 2025 Second Quarter Form 10-Q, 2026 First Quarter Form 10-Q and 2026 Second Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1	Amendment to Amended and Restated Memorandum and Articles of Association of the Company. (3)
10.1	Promissory Note, dated September 18, 2026, issued by K&F Growth Acquisition Corp. II to Daniel Fetters. (1)
10.2	Promissory Note, dated September 18, 2026, issued by K&F Growth Acquisition Corp. II to Edward King. (1)
10.3	Form of Non-Redemption Agreement. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on September 21, 2026.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 30, 2026.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on November 6, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K&F GROWTH ACQUISITION CORP. II

Date: November 13, 2026	By:	/s/ Edward King
	Name:	Edward King
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Daniel Fetters
	Name:	Daniel Fetters
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)